Form 10-K
period 2008-12-31
Lehman Mortgage Trust 2008-3
filed 2009-04-10
CIK 1436329

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2008

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-139693-25

      Lehman Mortgage Trust 2008-3
      (exact name of issuing entity as specified in its charter)

      Structured Asset Securities Corporation
      (exact name of the depositor as specified in its charter)

      Lehman Brothers Holdings Inc.
      (exact name of the sponsor as specified in its charter)



  Delaware                                74-2448058
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



  1271 Avenue of the Americas
   New York, NY                                10020
  (Address of principal executive             (Zip Code)
  offices)


 Telephone number, including area code: (646) 333-4027



  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    X



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accounting Fees and Services.

               Not applicable.




  ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Lehman Mortgage Trust, Mortgage Pass-Through Certicates, Series 2007-1, Class 2-A-1 Certificates constitute a significant obligor within the meaning of
Item 1101(k)(2) of Regulation AB. The related compliance documents are attached hereto under Part IV, Item 15.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

None.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

None.



Item 1117 of Regulation AB, Legal Proceedings.

On September 15, 2008, Lehman Brothers Holdings Inc. (the Sponsor and the Seller) filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (In re Lehman Brothers Holdings Inc., 08-13555, U.S. Bankruptcy Court, Southern District of New York (Manhattan)). Lehman Brothers Bank, FSB (an Underlying Originator) is a wholly-owned subsidiary of Lehman Brothers Holdings Inc. Aurora Loan Services LLC (an Underlying Servicer and the Underlying Master Servicer) is a wholly-owned subsidiary of Lehman Brothers Bank, FSB. Neither Lehman Brothers Bank, FSB nor Aurora Loan Services LLC are subject to the Lehman Brothers Holdings Inc. Bankruptcy Proceedings, nor are they the subject of any type of insolvency proceeding.

On February 9, 2009, Structured Asset Securities Corporation (the Depositor) filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (In re Structured Asset Securities Corporation, 09-10558, U.S. Bankruptcy Court, Southern District of New York (Manhattan)).

IndyMac Bank, FSB, an Underlying Originator and an Underlying Servicer of the Underlying Mortgage Loans in the Underlying Trust Fund, was closed by the Office of Thrift Supervision on July 11, 2008. It being determined that IndyMac Bank, FSB was unlikely to be able to meet continued depositors' demands, operations of the institution were transferred to the Federal Deposit Insurance Corporation ("FDIC"). On July 14, 2008, IndyMac Federal Bank, FSB was opened for business, with the Federal Deposit Insurance Corporation being appointed as sole conservator by the Director of the Office of Thrift Supervision. IndyMac Federal Bank, FSB will operate as a successor institution to IndyMac Bank, FSB, with most of the assets and liabilities of the former institution being transferred to IndyMac Federal Bank, FSB. On January 2, 2009, the FDIC announced that it had signed a letter of intent to sell the banking operations of IndyMac Federal Bank, FSB, Pasadena, California, to a thrift holding company controlled by IMB Management Holdings. On March 19, 2009, the FDIC completed the sale of IndyMac Federal Bank, FSB, Pasadena, California, to OneWest Bank, FSB, Pasadena, California. OneWest Bank, FSB is a newly formed federal savings bank organized by IMB HoldCo LLC. All deposits of IndyMac Federal Bank, FSB have been transferred to OneWest Bank, FSB.

On January 26, 2009, the Office of Thrift Supervision (the "OTS") issued a Cease and Desist Order No. NE-09-02. On February 4, 2009, the OTS issued a Prompt Corrective Action Directive, Order No. NE-09-03 (together with the Cease and Desist Order, the "Enforcement Actions") notifying Lehman Brothers Bank, FSB (an Underlying Originator) (the "Bank") that it was "significantly undercapitalized". The Enforcement Actions required, among other matters, the submission to the OTS of an acceptable capital restoration plan, a strategic plan, and a liquidity management plan, and contained other regulatory directives, including but not limited to a prohibition of any new commercial loan commitments, as well as restrictions on transactions with affiliates, brokered deposits, asset growth, capital distributions, and contractual arrangements involving compensation. On February 11, 2009, Lehman Brothers Holdings Inc. filed a motion with the Bankruptcy Court requesting approval to provide additional capital to the Bank. On February 17, 2009, the Bankruptcy Court granted such approval, and on February 27, the Bank entered into an agreement with Lehman Brothers Holdings Inc. to provide such additional capital. Aurora Loan Services LLC (an Underlying Servicer and the Underlying Master Servicer) is a wholly-owned subsidiary of the Bank and, as such, could be indirectly impacted by such proceedings.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 has been omitted from this annual report on Form 10-K because it is materially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) code as this annual report on Form 10-K.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

Reports on assessment of compliance with the servicing criteria for asset-backed securities are attached hereto under Item 15.

The Report on Assessment of Compliance with Servicing Criteria for 2008 prepared by Bank of America, National Association ("Bank of America"), as successor by merger to LaSalle Bank National Association, and attached to this Report on Form 10-K describes in Appendix B thereto the following material instance of noncompliance related to investor reporting:

"1122(d)(3)(i)(A) and (B) - During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material."

The conclusion that the investor reporting errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error. Appropriate measures have been taken to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the investor reporting errors, we do not believe the errors had any material impact or effect on pool asset performance, servicing of the pool assets or payments.

The Report on Assessment of Compliance with Servicing Criteria for 2008 prepared by Deutsche Bank National Trust Company ("DB"), and attached to this Report on Form 10-K describes the following material instance of noncompliance:

For servicing criterion 1122(d)(1)(i), policies and procedures were not instituted to monitor certain events of default in that notification of the event of default was not provided to the certificateholders within the timeframe required by the transaction agreements.

In this transaction, DB served as custodian. Please note that the material instance of noncompliance disclosed on DB's Report on Assessment of Compliance with Servicing Criteria for 2008 is not related to any of DB's duties as custodian.



Item 1123 of Regulation AB, Servicer Compliance Statement.

Servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4) Trust Agreement dated as of May 1, 2008, between Structured Asset Securities Corporation, as Depositor, and Wells Fargo Bank, N.A., as Trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on June 16, 2008, Commission File Number 333-139693-25, CIK number 0001436329).

  (10) Incorporated by reference as Exhibit (4)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Aurora Loan Services LLC as Servicer for Lehman Mortgage Trust, Series 2007-1
    33.2 Aurora Loan Services LLC as Master Servicer for Lehman Mortgage Trust, Series 2007-1
    33.3 Bank of America, National Association, as successor by merger to LaSalle Bank
    National Association, as Custodian for Lehman Mortgage Trust, Series 2007-1
    33.4 Deutsche Bank National Trust Company as Custodian for Lehman Mortgage Trust, Series
    2007-1
    33.5 IndyMac Federal Bank, FSB f/k/a IndyMac Bank, F.S.B. as Servicer for Lehman
    Mortgage Trust, Series 2007-1
    33.6 Newport Management Corporation as Sub-Contractor for Aurora Loan Services LLC
    33.7 Newport Management Corporation as Sub-Contractor for IndyMac Federal Bank, F.S.B.
    f/k/a IndyMac Bank, F.S.B.
    33.8 U.S. Bank National Association as Custodian for Lehman Mortgage Trust, Series 2007-1
    33.9 Wells Fargo Bank, N.A. as Trustee
    33.10 Wells Fargo Bank, N.A. as Trustee for Lehman Mortgage Trust, Series 2007-1
    33.11 Wells Fargo Bank, N.A. as Paying Agent
    33.12 Wells Fargo Bank, N.A. as Paying Agent for Lehman Mortgage Trust, Series 2007-1
    33.13 Westlake Settlement Services, LLC as Sub-Contractor for Aurora Loan Services LLC



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Aurora Loan Services LLC as Servicer for Lehman Mortgage Trust, Series 2007-1
    34.2 Aurora Loan Services LLC as Master Servicer for Lehman Mortgage Trust, Series
    2007-1
    34.3 Bank of America, National Association, as successor by merger to LaSalle Bank
    National Association, as Custodian for Lehman Mortgage Trust, Series 2007-1
    34.4 Deutsche Bank National Trust Company as Custodian for Lehman Mortgage Trust,
    Series 2007-1
    34.5 IndyMac Federal Bank, FSB f/k/a IndyMac Bank, F.S.B. as Servicer for Lehman
    Mortgage Trust, Series 2007-1
    34.6 Newport Management Corporation as Sub-Contractor for Aurora Loan Services LLC
    34.7 Newport Management Corporation as Sub-Contractor for IndyMac Federal Bank, F.S.B.
    f/k/a IndyMac Bank, F.S.B.
    34.8 U.S. Bank National Association as Custodian for Lehman Mortgage Trust, Series
    2007-1
    34.9 Wells Fargo Bank, N.A. as Trustee
    34.10 Wells Fargo Bank, N.A. as Trustee for Lehman Mortgage Trust, Series 2007-1
    34.11 Wells Fargo Bank, N.A. as Paying Agent
    34.12 Wells Fargo Bank, N.A. as Paying Agent for Lehman Mortgage Trust, Series 2007-1
    34.13 Westlake Settlement Services, LLC as Sub-Contractor for Aurora Loan Services LLC



   (35) Servicer compliance statement.



    35.1 Aurora Loan Services LLC as Servicer for Lehman Mortgage Trust, Series 2007-1
    35.2 Aurora Loan Services LLC as Master Servicer for Lehman Mortgage Trust, Series 2007-1
    35.3 IndyMac Federal Bank, FSB f/k/a IndyMac Bank, F.S.B. as Servicer for Lehman
    Mortgage Trust, Series 2007-1
    35.4 Wells Fargo Bank, N.A. as Trustee



   (b) Exhibits identified in paragraph (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  In preparing this report the registrant reasonably relied on information provided to it by the following unaffiliated parties: Bank of America, National Association, as successor by merger to LaSalle Bank National Association, as Custodian for Lehman Mortgage Trust, Series 2007-1, Deutsche Bank National Trust Company as Custodian for Lehman Mortgage Trust, Series 2007-1, IndyMac Federal Bank, FSB f/k/a IndyMac Bank, F.S.B. as Servicer for Lehman Mortgage Trust, Series 2007-1, Newport Management Corporation as Sub-Contractor for Aurora Loan Services LLC, Newport Management Corporation as Sub-Contractor for IndyMac Federal Bank, F.S.B. f/k/a IndyMac Bank,
  F.S.B., U.S. Bank National Association as Custodian for Lehman Mortgage Trust, Series 2007-1, Wells Fargo Bank, N.A. as Trustee, Wells Fargo Bank, N.A. as Trustee for Lehman Mortgage Trust, Series 2007-1, Wells Fargo Bank, N.A.
  as Paying Agent , Wells Fargo Bank, N.A. as Paying Agent for Lehman
  Mortgage Trust, Series 2007-1 and Westlake Settlement Services, LLC as Sub-Contractor for Aurora Loan Services LLC.


   Structured Asset Securities Corporation
   (Depositor)


   By: /s/ Gerald Pietroforte
   Name: Gerald Pietroforte
   Title: Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   April 9, 2009



  Exhibit Index

  Exhibit No.


   (4) Trust Agreement dated as of May 1, 2008, between Structured Asset Securities Corporation, as Depositor, and Wells Fargo Bank, N.A., as Trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on June 16, 2008, Commission File Number 333-139693-25, CIK number 0001436329).

   (10) Incorporated by reference as Exhibit (4)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Aurora Loan Services LLC as Servicer for Lehman Mortgage Trust, Series 2007-1
    33.2 Aurora Loan Services LLC as Master Servicer for Lehman Mortgage Trust, Series 2007-1
    33.3 Bank of America, National Association, as successor by merger to LaSalle Bank
    National Association, as Custodian for Lehman Mortgage Trust, Series 2007-1
    33.4 Deutsche Bank National Trust Company as Custodian for Lehman Mortgage Trust, Series
    2007-1
    33.5 IndyMac Federal Bank, FSB f/k/a IndyMac Bank, F.S.B. as Servicer for Lehman
    Mortgage Trust, Series 2007-1
    33.6 Newport Management Corporation as Sub-Contractor for Aurora Loan Services LLC
    33.7 Newport Management Corporation as Sub-Contractor for IndyMac Federal Bank, F.S.B.
    f/k/a IndyMac Bank, F.S.B.
    33.8 U.S. Bank National Association as Custodian for Lehman Mortgage Trust, Series 2007-1
    33.9 Wells Fargo Bank, N.A. as Trustee
    33.10 Wells Fargo Bank, N.A. as Trustee for Lehman Mortgage Trust, Series 2007-1
    33.11 Wells Fargo Bank, N.A. as Paying Agent
    33.12 Wells Fargo Bank, N.A. as Paying Agent for Lehman Mortgage Trust, Series 2007-1
    33.13 Westlake Settlement Services, LLC as Sub-Contractor for Aurora Loan Services LLC


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Aurora Loan Services LLC as Servicer for Lehman Mortgage Trust, Series 2007-1
    34.2 Aurora Loan Services LLC as Master Servicer for Lehman Mortgage Trust, Series 2007-1
    34.3 Bank of America, National Association, as successor by merger to LaSalle Bank
    National Association, as Custodian for Lehman Mortgage Trust, Series 2007-1
    34.4 Deutsche Bank National Trust Company as Custodian for Lehman Mortgage Trust, Series
    2007-1
    34.5 IndyMac Federal Bank, FSB f/k/a IndyMac Bank, F.S.B. as Servicer for Lehman
    Mortgage Trust, Series 2007-1
    34.6 Newport Management Corporation as Sub-Contractor for Aurora Loan Services LLC
    34.7 Newport Management Corporation as Sub-Contractor for IndyMac Federal Bank, F.S.B.
    f/k/a IndyMac Bank, F.S.B.
    34.8 U.S. Bank National Association as Custodian for Lehman Mortgage Trust, Series 2007-1
    34.9 Wells Fargo Bank, N.A. as Trustee
    34.10 Wells Fargo Bank, N.A. as Trustee for Lehman Mortgage Trust, Series 2007-1
    34.11 Wells Fargo Bank, N.A. as Paying Agent
    34.12 Wells Fargo Bank, N.A. as Paying Agent for Lehman Mortgage Trust, Series 2007-1
    34.13 Westlake Settlement Services, LLC as Sub-Contractor for Aurora Loan Services LLC


   (35) Servicer compliance statement.



    35.1 Aurora Loan Services LLC as Servicer for Lehman Mortgage Trust, Series 2007-1
    35.2 Aurora Loan Services LLC as Master Servicer for Lehman Mortgage Trust, Series
    2007-1
    35.3 IndyMac Federal Bank, FSB f/k/a IndyMac Bank, F.S.B. as Servicer for Lehman
    Mortgage Trust, Series 2007-1
    35.4 Wells Fargo Bank, N.A. as Trustee
